Form 10-K
period 2017-12-31
GS Mortgage Securities Trust 2017-GS8
filed 2018-03-23
CIK 1718483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-207677-07

Central Index Key Number of the issuing entity: 0001718483

GS Mortgage Securities Trust 2017-GS8

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001004158

GS Mortgage Securities Corporation II

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4052512 38-4052513 (I.R.S. Employer Identification Number)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 902-1000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Bass Pro & Cabela's Portfolio Mortgage Loan, the Cabela's Industrial Portfolio Mortgage Loan and the Esperanza Mortgage Loan, which constituted approximately 4.7%, 2.8% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Bass Pro & Cabela's Portfolio Mortgage Loan which is an asset of the issuing entity and eight other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Cabela's Industrial Portfolio Mortgage Loan which is an asset of the issuing entity and three other pari passu loans, which are not assets of the issuing entity and (c) with respect to the Esperanza Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Bass Pro & Cabela's Portfolio Mortgage Loan, the Cabela's Industrial Portfolio Mortgage Loan and the Esperanza Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Westin Palo Alto Mortgage Loan, which constituted approximately 3.9% of the asset pool of the issuing entity as of its cut-off date.  The Westin Palo Alto Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Westin Palo Alto Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of this loan combination was securitized in the LSTAR Commercial Mortgage Trust 2017-5 transaction (the “LSTAR 2017-5 Transaction”). This loan combination, including the Westin Palo Alto Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the LSTAR 2017-5 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the trust and servicing agreement for the LSTAR 2017-5 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the LSTAR 2017-5 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Olympic Tower Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date.  The Olympic Tower Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Olympic Tower Mortgage Loan and ten other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of this loan combination was securitized in the Olympic Tower 2017-OT Mortgage Trust transaction (the “Olympic Tower 2017-OT Transaction”). This loan combination, including the Olympic Tower Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the Olympic Tower 2017-OT Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the trust and servicing agreement for the Olympic Tower 2017-OT Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the Olympic Tower 2017-OT Transaction.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Loma Linda Mortgage Loan, the 90 Fifth Avenue Mortgage Loan, the Long Island Prime Portfolio - Uniondale Mortgage Loan, the Petco Corporate Headquarters Mortgage Loan and the Shops at Boardman Mortgage Loan, which constituted approximately 4.7%, 3.3%, 3.3%, 3.0% and 1.9%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Loma Linda Mortgage Loan, the 90 Fifth Avenue Mortgage Loan, the Long Island Prime Portfolio - Uniondale Mortgage Loan, the Petco Corporate Headquarters Mortgage Loan and the Shops at Boardman Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Loma Linda Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the 90 Fifth Avenue Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Long Island Prime Portfolio - Uniondale Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity, (d) with respect to the Petco Corporate Headquarters Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity or (e) with respect to the Shops at Boardman Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each of these loan combination was securitized in the GS Mortgage Securities Trust 2017-GS7 transaction, Commission File Number 333-207677-06 (the “GSMS 2017-GS7 Transaction”). These loan combinations, including the Loma Linda Mortgage Loan, the 90 Fifth Avenue Mortgage Loan, the Long Island Prime Portfolio - Uniondale Mortgage Loan, the Petco Corporate Headquarters Mortgage Loan and the Shops at Boardman Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2017-GS7 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the GSMS 2017-GS7 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the GSMS 2017-GS7 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Starwood Lodging Hotel Portfolio Mortgage Loan, which constituted approximately 4.9% of the asset pool of the issuing entity as of its cut-off date.  The Starwood Lodging Hotel Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Starwood Lodging Hotel Portfolio Mortgage Loan and two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of this loan combination was securitized in the GS Mortgage Securities Trust 2017-SLP transaction (the “GSMS 2017-SLP Transaction”). This loan combination, including the Starwood Lodging Hotel Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the GSMS 2017-SLP Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the trust and servicing agreement for the GSMS 2017-SLP Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the GSMS 2017-SLP Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Worldwide Plaza Mortgage Loan, which constituted approximately 9.8% of the asset pool of the issuing entity as of its cut-off date.  The Worldwide Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Worldwide Plaza Mortgage Loan and seven other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of this loan combination was securitized in the Worldwide Plaza Trust 2017-WWP transaction (the “WWPT 2017-WWP Transaction”). This loan combination, including the Worldwide Plaza Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the WWPT 2017-WWP Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the trust and servicing agreement for the WWPT 2017-WWP Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the WWPT 2017-WWP Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and certificate administrator of the Worldwide Plaza Mortgage Loan, the Loma Linda Mortgage Loan, the Westin Palo Alto Mortgage Loan, the 90 Fifth Avenue Mortgage Loan, the Long Island Prime Portfolio - Uniondale Mortgage Loan, the Petco Corporate Headquarters Mortgage Loan and the Shops at Boardman Mortgage Loan, the primary servicer and special servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan and the certificate administrator of the Olympic Tower Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Worldwide Plaza Mortgage Loan, the Loma Linda Mortgage Loan, the Westin Palo Alto Mortgage Loan, the Long Island Prime Portfolio - Uniondale Mortgage Loan, the 90 Fifth Avenue Mortgage Loan, the Petco Corporate Headquarters Mortgage Loan and the Shops at Boardman Mortgage Loan and the trustee and custodian of the Olympic Tower Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association is the trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Worldwide Plaza Mortgage Loan, the Loma Linda Mortgage Loan, the Westin Palo Alto Mortgage Loan, the Long Island Prime Portfolio - Uniondale Mortgage Loan, the 90 Fifth Avenue Mortgage Loan, the Petco Corporate Headquarters Mortgage Loan and the Shops at Boardman Mortgage Loan.  As a result, Wilmington Trust, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wilmington Trust, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the Worldwide Plaza Mortgage Loan, the Loma Linda Mortgage Loan, the Long Island Prime Portfolio - Uniondale Mortgage Loan, the 90 Fifth Avenue Mortgage Loan, the Petco Corporate Headquarters Mortgage Loan and the Shops at Boardman Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the Loma Linda Mortgage Loan, the 90 Fifth Avenue Mortgage Loan, the Long Island Prime Portfolio - Uniondale Mortgage Loan, the Petco Corporate Headquarters Mortgage Loan and the Shops at Boardman Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Worldwide Plaza Mortgage Loan, the Loma Linda Mortgage Loan, the Westin Palo Alto Mortgage Loan, the Long Island Prime Portfolio - Uniondale Mortgage Loan, the 90 Fifth Avenue Mortgage Loan, the Petco Corporate Headquarters Mortgage Loan and the Shops at Boardman Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the WWPT 2017-WWP Transaction, the pooling and servicing agreement for the GSMS 2017-GS7 Transaction and the pooling and servicing agreement for the LSTAR 2017-5 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Worldwide Plaza Mortgage Loan, the Loma Linda Mortgage Loan, the Westin Palo Alto Mortgage Loan, the Long Island Prime Portfolio - Uniondale Mortgage Loan, the 90 Fifth Avenue Mortgage Loan, the Petco Corporate Headquarters Mortgage Loan and the Shops at Boardman Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer under the Worldwide Plaza Mortgage Loan, the Starwood Lodging Hotel Portfolio Mortgage Loan, the Loma Linda Mortgage Loan, the Westin Palo Alto Mortgage Loan, the Long Island Prime Portfolio - Uniondale Mortgage Loan, the 90 Fifth Avenue Mortgage Loan, the Petco Corporate Headquarters Mortgage Loan and the Shops at Boardman Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes the Olympic Tower Mortgage Loan, the Westin Palo Alto Mortgage Loan, the Starwood Lodging Hotel Portfolio Mortgage Loan and the Worldwide Plaza Mortgage Loan (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of KeyBank National Association, as primary servicer and the special servicer of the Olympic Tower Mortgage Loan and Hudson Americas L.P., as special servicer of the Westin Palo Alto Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Items 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity and (ii) the servicer compliance statements of U.S. Bank National Association as certificate administrator of the Starwood Lodging Hotel Portfolio Mortgage Loan, Cohen Financial, a Division of SunTrust Bank, as special servicer of the Worldwide Plaza Mortgage Loan, KeyBank National Association, as primary servicer and the special servicer of the Olympic Tower Mortgage Loan and Hudson Americas L.P., as special servicer of the Westin Palo Alto Mortgage Loan  listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Items 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee, KeyBank National Association, as primary servicer and as special servicer and U.S. Bank as certificate administrator, as custodian and as trustee:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage-backed securities ("RMBS") trusts.  The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo.  The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality.  The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.).  Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on November 30, 2017 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Westin Palo Alto Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the LSTAR 2017-5 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the trust and servicing agreement for the LSTAR 2017-5 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the LSTAR 2017-5 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Olympic Tower Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the Olympic Tower 2017-OT Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule I to the trust and servicing agreement for the Olympic Tower 2017-OT Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Olympic Tower 2017-OT Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Loma Linda Mortgage Loan, the Long Island Prime Portfolio - Uniondale Mortgage Loan, the 90 Fifth Avenue Mortgage Loan, the Petco Corporate Headquarters Mortgage Loan and the Shops at Boardman Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2017-GS7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2017-GS7 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2017-GS7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Starwood Lodging Hotel Portfolio Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the GSMS 2017-SLP Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the GSMS 2017-SLP Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2017-SLP Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Worldwide Plaza Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the WWPT 2017-WWP Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the WWPT 2017-WWP Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WWPT 2017-WWP Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.2           Trust and Servicing Agreement, dated as of March 1, 2017, by and among LSTAR Depositor, LLC, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Hudson Americas L.P., as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.3           Trust and Servicing Agreement, dated as of May 6, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyBank National Association, as Master Servicer, KeyBank National Association, as Special Servicer and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of August 1, 2017, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Cayman Agent, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.5           Trust and Servicing Agreement, dated as of October 6, 2017, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Wells Fargo Bank, National Association, as Special Servicer, U.S. Bank National Association, as Certificate Administrator, U.S. Bank National Association, as Custodian and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.6           Trust and Servicing Agreement, dated as of November 10, 2017, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Cohen Financial, a Division of SunTrust Bank, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.7           Co-Lender Agreement, dated as of November 10, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1-S Holder, Initial Note A-1-C1 Holder, Initial A-1-C2 Holder and Initial Note B-1-S Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-2-S Holder, Initial Note A-2-C1 Holder, Initial Note A-2-C2 Holder, Initial Note A-2-C3 Holder, Initial Note A-2-C4 Holder and Initial Note B-2-S Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of October 6, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, Goldman Sachs Mortgage Company, as Initial Note A-3 Holder, and Goldman Sachs Mortgage Company, as Initial Note B Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of November 16, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1(A-CP) Holder, Initial Note A-1(A-NCP) Holder and Initial A-1(B-CP) Holder, Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3(A-CP) Holder, Initial Note A-3(B-CP) Holder, Initial A-3(C-CP) Holder, Initial Note A-3(D-NCP) Holder, Initial Note A-3(E-NCP) Holder and Initial Note A-3(F-NCP) Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of June 28, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of May 6, 2017, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3 Holder, Deutsche Bank AG, New York Branch, as Initial Note B-1 Holder, Goldman Sachs Mortgage Company, as Initial Note B-2 Holder and Morgan Stanley Bank, N.A., as Initial Note B-3 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.12         Agreement Between Note Holders, dated as of January 17, 2017, by and between LSTAR Capital Finance II, Inc., as Initial Note A-1 Holder, and LSTAR Capital Finance II, Inc., as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of June 6, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1-1 Holder and Initial Note A-1-2 Holder, and Barclays Bank PLC, as Initial Note A-2-1 Holder and Initial Note A-2-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of August 21, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-3 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of August 18, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of November 15, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3(A) Holder and Initial Note A-3(B) Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of August 10, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of November 1, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

10            Mortgage Loan Purchase Agreement, dated as of November 1, 2017, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein)

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.1)

33.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.4)

33.13       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.7)

33.16       National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.8)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the Cabela's Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.21       Wells Fargo Bank, National Association, as Custodian of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.22       Pentalpha Surveillance LLC, as Operating Advisor of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.7)

33.24       National Tax Search, LLC, as Servicing Function Participant of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.8)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the Esperanza Mortgage Loan (see Exhibit 33.1)

33.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Esperanza Mortgage Loan (see Exhibit 33.2)

33.27       Wilmington Trust, National Association, as Trustee of the Esperanza Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Esperanza Mortgage Loan (see Exhibit 33.4)

33.29       Wells Fargo Bank, National Association, as Custodian of the Esperanza Mortgage Loan (see Exhibit 33.5)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the Esperanza Mortgage Loan (see Exhibit 33.6)

33.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 33.7)

33.32       National Tax Search, LLC, as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 33.8)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Palo Alto Mortgage Loan (see Exhibit 33.1)

33.34       Hudson Americas L.P., as Special Servicer of the Westin Palo Alto Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wilmington Trust, National Association, as Trustee of the Westin Palo Alto Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Palo Alto Mortgage Loan (see Exhibit 33.4)

33.37       Wells Fargo Bank, National Association, as Custodian of the Westin Palo Alto Mortgage Loan (see Exhibit 33.5)

33.38       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westin Palo Alto Mortgage Loan (see Exhibit 33.7)

33.39       National Tax Search, LLC, as Servicing Function Participant of the Westin Palo Alto Mortgage Loan (see Exhibit 33.8)

33.40       KeyBank National Association, as Primary Servicer of the Olympic Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       KeyBank National Association, as Special Servicer of the Olympic Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Olympic Tower Mortgage Loan (see Exhibit 33.4)

33.43       Wells Fargo Bank, National Association, as Custodian of the Olympic Tower Mortgage Loan (see Exhibit 33.5)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the Loma Linda Mortgage Loan (see Exhibit 33.1)

33.45       Rialto Capital Advisors, LLC, as Special Servicer of the Loma Linda Mortgage Loan

33.46       Wilmington Trust, National Association, as Trustee of the Loma Linda Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Certificate Administrator of the Loma Linda Mortgage Loan (see Exhibit 33.4)

33.48       Wells Fargo Bank, National Association, as Custodian of the Loma Linda Mortgage Loan (see Exhibit 33.5)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the Loma Linda Mortgage Loan

33.50       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Loma Linda Mortgage Loan (see Exhibit 33.7)

33.51       National Tax Search, LLC, as Servicing Function Participant of the Loma Linda Mortgage Loan (see Exhibit 33.8)

33.52       Wells Fargo Bank, National Association, as Primary Servicer of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.1)

33.53       Rialto Capital Advisors, LLC, as Special Servicer of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.45)

33.54       Wilmington Trust, National Association, as Trustee of the Long Island Prime Portfolio - Uniondale Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Certificate Administrator of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.4)

33.56       Wells Fargo Bank, National Association, as Custodian of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.5)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.49)

33.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.7)

33.59       National Tax Search, LLC, as Servicing Function Participant of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.8)

33.60       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.1)

33.61       Rialto Capital Advisors, LLC, as Special Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.45)

33.62       Wilmington Trust, National Association, as Trustee of the 90 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wells Fargo Bank, National Association, as Certificate Administrator of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.4)

33.64       Wells Fargo Bank, National Association, as Custodian of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.5)

33.65       Park Bridge Lender Services LLC, as Operating Advisor of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.49)

33.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.7)

33.67       National Tax Search, LLC, as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.8)

33.68       Wells Fargo Bank, National Association, as Primary Servicer of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.1)

33.69       Rialto Capital Advisors, LLC, as Special Servicer of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.45)

33.70       Wilmington Trust, National Association, as Trustee of the Petco Corporate Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Certificate Administrator of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.4)

33.72       Wells Fargo Bank, National Association, as Custodian of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.5)

33.73       Park Bridge Lender Services LLC, as Operating Advisor of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.49)

33.74       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.7)

33.75       National Tax Search, LLC, as Servicing Function Participant of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.8)

33.76       Wells Fargo Bank, National Association, as Primary Servicer of the Shops at Boardman Mortgage Loan (see Exhibit 33.1)

33.77       Rialto Capital Advisors, LLC, as Special Servicer of the Shops at Boardman Mortgage Loan (see Exhibit 33.45)

33.78       Wilmington Trust, National Association, as Trustee of the Shops at Boardman Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Wells Fargo Bank, National Association, as Certificate Administrator of the Shops at Boardman Mortgage Loan (see Exhibit 33.4)

33.80       Wells Fargo Bank, National Association, as Custodian of the Shops at Boardman Mortgage Loan (see Exhibit 33.5)

33.81       Park Bridge Lender Services LLC, as Operating Advisor of the Shops at Boardman Mortgage Loan (see Exhibit 33.49)

33.82       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Shops at Boardman Mortgage Loan (see Exhibit 33.7)

33.83       National Tax Search, LLC, as Servicing Function Participant of the Shops at Boardman Mortgage Loan (see Exhibit 33.8)

33.84       Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.85       Wells Fargo Bank, National Association, as Special Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.86       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Starwood Lodging Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.87       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.88       National Tax Search, LLC, as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.89       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan (see Exhibit 33.1)

33.90       Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan

33.91       Wilmington Trust, National Association, as Trustee of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.92       Wells Fargo Bank, National Association, as Certificate Administrator of the Worldwide Plaza Mortgage Loan (see Exhibit 33.4)

33.93       Wells Fargo Bank, National Association, as Custodian of the Worldwide Plaza Mortgage Loan (see Exhibit 33.5)

33.94       Park Bridge Lender Services LLC, as Operating Advisor of the Worldwide Plaza Mortgage Loan (see Exhibit 33.49)

33.95       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 33.7)

33.96       National Tax Search, LLC, as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.1)

34.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.4)

34.13       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.7)

34.16       National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.8)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the Cabela's Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.21       Wells Fargo Bank, National Association, as Custodian of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.22       Pentalpha Surveillance LLC, as Operating Advisor of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.7)

34.24       National Tax Search, LLC, as Servicing Function Participant of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.8)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the Esperanza Mortgage Loan (see Exhibit 34.1)

34.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Esperanza Mortgage Loan (see Exhibit 34.2)

34.27       Wilmington Trust, National Association, as Trustee of the Esperanza Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Esperanza Mortgage Loan (see Exhibit 34.4)

34.29       Wells Fargo Bank, National Association, as Custodian of the Esperanza Mortgage Loan (see Exhibit 34.5)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the Esperanza Mortgage Loan (see Exhibit 34.6)

34.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 34.7)

34.32       National Tax Search, LLC, as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 34.8)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Palo Alto Mortgage Loan (see Exhibit 34.1)

34.34       Hudson Americas L.P., as Special Servicer of the Westin Palo Alto Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wilmington Trust, National Association, as Trustee of the Westin Palo Alto Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Palo Alto Mortgage Loan (see Exhibit 34.4)

34.37       Wells Fargo Bank, National Association, as Custodian of the Westin Palo Alto Mortgage Loan (see Exhibit 34.5)

34.38       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westin Palo Alto Mortgage Loan (see Exhibit 34.7)

34.39       National Tax Search, LLC, as Servicing Function Participant of the Westin Palo Alto Mortgage Loan (see Exhibit 34.8)

34.40       KeyBank National Association, as Primary Servicer of the Olympic Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       KeyBank National Association, as Special Servicer of the Olympic Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Olympic Tower Mortgage Loan (see Exhibit 34.4)

34.43       Wells Fargo Bank, National Association, as Custodian of the Olympic Tower Mortgage Loan (see Exhibit 34.5)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the Loma Linda Mortgage Loan (see Exhibit 34.1)

34.45       Rialto Capital Advisors, LLC, as Special Servicer of the Loma Linda Mortgage Loan

34.46       Wilmington Trust, National Association, as Trustee of the Loma Linda Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Certificate Administrator of the Loma Linda Mortgage Loan (see Exhibit 34.4)

34.48       Wells Fargo Bank, National Association, as Custodian of the Loma Linda Mortgage Loan (see Exhibit 34.5)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the Loma Linda Mortgage Loan

34.50       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Loma Linda Mortgage Loan (see Exhibit 34.7)

34.51       National Tax Search, LLC, as Servicing Function Participant of the Loma Linda Mortgage Loan (see Exhibit 34.8)

34.52       Wells Fargo Bank, National Association, as Primary Servicer of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.1)

34.53       Rialto Capital Advisors, LLC, as Special Servicer of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.45)

34.54       Wilmington Trust, National Association, as Trustee of the Long Island Prime Portfolio - Uniondale Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Certificate Administrator of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.4)

34.56       Wells Fargo Bank, National Association, as Custodian of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.5)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.49)

34.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.7)

34.59       National Tax Search, LLC, as Servicing Function Participant of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.8)

34.60       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.1)

34.61       Rialto Capital Advisors, LLC, as Special Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.45)

34.62       Wilmington Trust, National Association, as Trustee of the 90 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wells Fargo Bank, National Association, as Certificate Administrator of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.4)

34.64       Wells Fargo Bank, National Association, as Custodian of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.5)

34.65       Park Bridge Lender Services LLC, as Operating Advisor of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.49)

34.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.7)

34.67       National Tax Search, LLC, as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.8)

34.68       Wells Fargo Bank, National Association, as Primary Servicer of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.1)

34.69       Rialto Capital Advisors, LLC, as Special Servicer of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.45)

34.70       Wilmington Trust, National Association, as Trustee of the Petco Corporate Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Certificate Administrator of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.4)

34.72       Wells Fargo Bank, National Association, as Custodian of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.5)

34.73       Park Bridge Lender Services LLC, as Operating Advisor of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.49)

34.74       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.7)

34.75       National Tax Search, LLC, as Servicing Function Participant of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.8)

34.76       Wells Fargo Bank, National Association, as Primary Servicer of the Shops at Boardman Mortgage Loan (see Exhibit 34.1)

34.77       Rialto Capital Advisors, LLC, as Special Servicer of the Shops at Boardman Mortgage Loan (see Exhibit 34.45)

34.78       Wilmington Trust, National Association, as Trustee of the Shops at Boardman Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Wells Fargo Bank, National Association, as Certificate Administrator of the Shops at Boardman Mortgage Loan (see Exhibit 34.4)

34.80       Wells Fargo Bank, National Association, as Custodian of the Shops at Boardman Mortgage Loan (see Exhibit 34.5)

34.81       Park Bridge Lender Services LLC, as Operating Advisor of the Shops at Boardman Mortgage Loan (see Exhibit 34.49)

34.82       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Shops at Boardman Mortgage Loan (see Exhibit 34.7)

34.83       National Tax Search, LLC, as Servicing Function Participant of the Shops at Boardman Mortgage Loan (see Exhibit 34.8)

34.84       Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.85       Wells Fargo Bank, National Association, as Special Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.86       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Starwood Lodging Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.87       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.88       National Tax Search, LLC, as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.89       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan (see Exhibit 34.1)

34.90       Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan

34.91       Wilmington Trust, National Association, as Trustee of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.92       Wells Fargo Bank, National Association, as Certificate Administrator of the Worldwide Plaza Mortgage Loan (see Exhibit 34.4)

34.93       Wells Fargo Bank, National Association, as Custodian of the Worldwide Plaza Mortgage Loan (see Exhibit 34.5)

34.94       Park Bridge Lender Services LLC, as Operating Advisor of the Worldwide Plaza Mortgage Loan (see Exhibit 34.49)

34.95       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 34.7)

34.96       National Tax Search, LLC, as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.1)

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.3)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Esperanza Mortgage Loan (see Exhibit 35.1)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Esperanza Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Esperanza Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Palo Alto Mortgage Loan

35.14       Hudson Americas L.P., as Special Servicer of the Westin Palo Alto Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Palo Alto Mortgage Loan (see Exhibit 35.3)

35.16       KeyBank National Association, as Primary Servicer of the Olympic Tower Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       KeyBank National Association, as Special Servicer of the Olympic Tower Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the Olympic Tower Mortgage Loan (see Exhibit 35.3)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Loma Linda Mortgage Loan

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the Loma Linda Mortgage Loan

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Loma Linda Mortgage Loan (see Exhibit 35.3)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 35.19)

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 35.20)

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 35.3)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 35.19)

35.26       Rialto Capital Advisors, LLC, as Special Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 35.20)

35.27       Wells Fargo Bank, National Association, as Certificate Administrator of the 90 Fifth Avenue Mortgage Loan (see Exhibit 35.3)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 35.19)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 35.20)

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 35.3)

35.31       Wells Fargo Bank, National Association, as Primary Servicer of the Shops at Boardman Mortgage Loan (see Exhibit 35.19)

35.32       Rialto Capital Advisors, LLC, as Special Servicer of the Shops at Boardman Mortgage Loan (see Exhibit 35.20)

35.33       Wells Fargo Bank, National Association, as Certificate Administrator of the Shops at Boardman Mortgage Loan (see Exhibit 35.3)

35.34       Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan

35.35       Wells Fargo Bank, National Association, as Special Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan

35.36       U.S. Bank National Association, as Certificate Administrator of the Starwood Lodging Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.37       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan

35.38       Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.39       Wells Fargo Bank, National Association, as Certificate Administrator of the Worldwide Plaza Mortgage Loan (see Exhibit 35.3)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Leah Nivison

Leah Nivison, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 23, 2018

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.2           Trust and Servicing Agreement, dated as of March 1, 2017, by and among LSTAR Depositor, LLC, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Hudson Americas L.P., as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.3           Trust and Servicing Agreement, dated as of May 6, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyBank National Association, as Master Servicer, KeyBank National Association, as Special Servicer and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of August 1, 2017, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Cayman Agent, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.5           Trust and Servicing Agreement, dated as of October 6, 2017, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Wells Fargo Bank, National Association, as Special Servicer, U.S. Bank National Association, as Certificate Administrator, U.S. Bank National Association, as Custodian and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.6           Trust and Servicing Agreement, dated as of November 10, 2017, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Cohen Financial, a Division of SunTrust Bank, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.7           Co-Lender Agreement, dated as of November 10, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1-S Holder, Initial Note A-1-C1 Holder, Initial A-1-C2 Holder and Initial Note B-1-S Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-2-S Holder, Initial Note A-2-C1 Holder, Initial Note A-2-C2 Holder, Initial Note A-2-C3 Holder, Initial Note A-2-C4 Holder and Initial Note B-2-S Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of October 6, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, Goldman Sachs Mortgage Company, as Initial Note A-3 Holder, and Goldman Sachs Mortgage Company, as Initial Note B Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of November 16, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1(A-CP) Holder, Initial Note A-1(A-NCP) Holder and Initial A-1(B-CP) Holder, Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3(A-CP) Holder, Initial Note A-3(B-CP) Holder, Initial A-3(C-CP) Holder, Initial Note A-3(D-NCP) Holder, Initial Note A-3(E-NCP) Holder and Initial Note A-3(F-NCP) Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of June 28, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of May 6, 2017, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3 Holder, Deutsche Bank AG, New York Branch, as Initial Note B-1 Holder, Goldman Sachs Mortgage Company, as Initial Note B-2 Holder and Morgan Stanley Bank, N.A., as Initial Note B-3 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.12         Agreement Between Note Holders, dated as of January 17, 2017, by and between LSTAR Capital Finance II, Inc., as Initial Note A-1 Holder, and LSTAR Capital Finance II, Inc., as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of June 6, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1-1 Holder and Initial Note A-1-2 Holder, and Barclays Bank PLC, as Initial Note A-2-1 Holder and Initial Note A-2-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of August 21, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-3 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of August 18, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of November 15, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3(A) Holder and Initial Note A-3(B) Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of August 10, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of November 1, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

10            Mortgage Loan Purchase Agreement, dated as of November 1, 2017, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein)

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.1)

33.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.4)

33.13       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.7)

33.16       National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.8)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the Cabela's Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.21       Wells Fargo Bank, National Association, as Custodian of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.22       Pentalpha Surveillance LLC, as Operating Advisor of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.7)

33.24       National Tax Search, LLC, as Servicing Function Participant of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.8)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the Esperanza Mortgage Loan (see Exhibit 33.1)

33.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Esperanza Mortgage Loan (see Exhibit 33.2)

33.27       Wilmington Trust, National Association, as Trustee of the Esperanza Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Esperanza Mortgage Loan (see Exhibit 33.4)

33.29       Wells Fargo Bank, National Association, as Custodian of the Esperanza Mortgage Loan (see Exhibit 33.5)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the Esperanza Mortgage Loan (see Exhibit 33.6)

33.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 33.7)

33.32       National Tax Search, LLC, as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 33.8)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Palo Alto Mortgage Loan (see Exhibit 33.1)

33.34       Hudson Americas L.P., as Special Servicer of the Westin Palo Alto Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wilmington Trust, National Association, as Trustee of the Westin Palo Alto Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Palo Alto Mortgage Loan (see Exhibit 33.4)

33.37       Wells Fargo Bank, National Association, as Custodian of the Westin Palo Alto Mortgage Loan (see Exhibit 33.5)

33.38       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westin Palo Alto Mortgage Loan (see Exhibit 33.7)

33.39       National Tax Search, LLC, as Servicing Function Participant of the Westin Palo Alto Mortgage Loan (see Exhibit 33.8)

33.40       KeyBank National Association, as Primary Servicer of the Olympic Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       KeyBank National Association, as Special Servicer of the Olympic Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Olympic Tower Mortgage Loan (see Exhibit 33.4)

33.43       Wells Fargo Bank, National Association, as Custodian of the Olympic Tower Mortgage Loan (see Exhibit 33.5)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the Loma Linda Mortgage Loan (see Exhibit 33.1)

33.45       Rialto Capital Advisors, LLC, as Special Servicer of the Loma Linda Mortgage Loan

33.46       Wilmington Trust, National Association, as Trustee of the Loma Linda Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Certificate Administrator of the Loma Linda Mortgage Loan (see Exhibit 33.4)

33.48       Wells Fargo Bank, National Association, as Custodian of the Loma Linda Mortgage Loan (see Exhibit 33.5)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the Loma Linda Mortgage Loan

33.50       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Loma Linda Mortgage Loan (see Exhibit 33.7)

33.51       National Tax Search, LLC, as Servicing Function Participant of the Loma Linda Mortgage Loan (see Exhibit 33.8)

33.52       Wells Fargo Bank, National Association, as Primary Servicer of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.1)

33.53       Rialto Capital Advisors, LLC, as Special Servicer of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.45)

33.54       Wilmington Trust, National Association, as Trustee of the Long Island Prime Portfolio - Uniondale Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Certificate Administrator of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.4)

33.56       Wells Fargo Bank, National Association, as Custodian of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.5)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.49)

33.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.7)

33.59       National Tax Search, LLC, as Servicing Function Participant of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.8)

33.60       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.1)

33.61       Rialto Capital Advisors, LLC, as Special Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.45)

33.62       Wilmington Trust, National Association, as Trustee of the 90 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wells Fargo Bank, National Association, as Certificate Administrator of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.4)

33.64       Wells Fargo Bank, National Association, as Custodian of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.5)

33.65       Park Bridge Lender Services LLC, as Operating Advisor of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.49)

33.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.7)

33.67       National Tax Search, LLC, as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.8)

33.68       Wells Fargo Bank, National Association, as Primary Servicer of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.1)

33.69       Rialto Capital Advisors, LLC, as Special Servicer of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.45)

33.70       Wilmington Trust, National Association, as Trustee of the Petco Corporate Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Certificate Administrator of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.4)

33.72       Wells Fargo Bank, National Association, as Custodian of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.5)

33.73       Park Bridge Lender Services LLC, as Operating Advisor of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.49)

33.74       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.7)

33.75       National Tax Search, LLC, as Servicing Function Participant of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.8)

33.76       Wells Fargo Bank, National Association, as Primary Servicer of the Shops at Boardman Mortgage Loan (see Exhibit 33.1)

33.77       Rialto Capital Advisors, LLC, as Special Servicer of the Shops at Boardman Mortgage Loan (see Exhibit 33.45)

33.78       Wilmington Trust, National Association, as Trustee of the Shops at Boardman Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Wells Fargo Bank, National Association, as Certificate Administrator of the Shops at Boardman Mortgage Loan (see Exhibit 33.4)

33.80       Wells Fargo Bank, National Association, as Custodian of the Shops at Boardman Mortgage Loan (see Exhibit 33.5)

33.81       Park Bridge Lender Services LLC, as Operating Advisor of the Shops at Boardman Mortgage Loan (see Exhibit 33.49)

33.82       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Shops at Boardman Mortgage Loan (see Exhibit 33.7)

33.83       National Tax Search, LLC, as Servicing Function Participant of the Shops at Boardman Mortgage Loan (see Exhibit 33.8)

33.84       Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.85       Wells Fargo Bank, National Association, as Special Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.86       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Starwood Lodging Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.87       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.88       National Tax Search, LLC, as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.89       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan (see Exhibit 33.1)

33.90       Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan

33.91       Wilmington Trust, National Association, as Trustee of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.92       Wells Fargo Bank, National Association, as Certificate Administrator of the Worldwide Plaza Mortgage Loan (see Exhibit 33.4)

33.93       Wells Fargo Bank, National Association, as Custodian of the Worldwide Plaza Mortgage Loan (see Exhibit 33.5)

33.94       Park Bridge Lender Services LLC, as Operating Advisor of the Worldwide Plaza Mortgage Loan (see Exhibit 33.49)

33.95       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 33.7)

33.96       National Tax Search, LLC, as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.1)

34.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.4)

34.13       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.7)

34.16       National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.8)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the Cabela's Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.21       Wells Fargo Bank, National Association, as Custodian of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.22       Pentalpha Surveillance LLC, as Operating Advisor of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.7)

34.24       National Tax Search, LLC, as Servicing Function Participant of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.8)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the Esperanza Mortgage Loan (see Exhibit 34.1)

34.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Esperanza Mortgage Loan (see Exhibit 34.2)

34.27       Wilmington Trust, National Association, as Trustee of the Esperanza Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Esperanza Mortgage Loan (see Exhibit 34.4)

34.29       Wells Fargo Bank, National Association, as Custodian of the Esperanza Mortgage Loan (see Exhibit 34.5)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the Esperanza Mortgage Loan (see Exhibit 34.6)

34.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 34.7)

34.32       National Tax Search, LLC, as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 34.8)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Palo Alto Mortgage Loan (see Exhibit 34.1)

34.34       Hudson Americas L.P., as Special Servicer of the Westin Palo Alto Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wilmington Trust, National Association, as Trustee of the Westin Palo Alto Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Palo Alto Mortgage Loan (see Exhibit 34.4)

34.37       Wells Fargo Bank, National Association, as Custodian of the Westin Palo Alto Mortgage Loan (see Exhibit 34.5)

34.38       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westin Palo Alto Mortgage Loan (see Exhibit 34.7)

34.39       National Tax Search, LLC, as Servicing Function Participant of the Westin Palo Alto Mortgage Loan (see Exhibit 34.8)

34.40       KeyBank National Association, as Primary Servicer of the Olympic Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       KeyBank National Association, as Special Servicer of the Olympic Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Olympic Tower Mortgage Loan (see Exhibit 34.4)

34.43       Wells Fargo Bank, National Association, as Custodian of the Olympic Tower Mortgage Loan (see Exhibit 34.5)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the Loma Linda Mortgage Loan (see Exhibit 34.1)

34.45       Rialto Capital Advisors, LLC, as Special Servicer of the Loma Linda Mortgage Loan

34.46       Wilmington Trust, National Association, as Trustee of the Loma Linda Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Certificate Administrator of the Loma Linda Mortgage Loan (see Exhibit 34.4)

34.48       Wells Fargo Bank, National Association, as Custodian of the Loma Linda Mortgage Loan (see Exhibit 34.5)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the Loma Linda Mortgage Loan

34.50       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Loma Linda Mortgage Loan (see Exhibit 34.7)

34.51       National Tax Search, LLC, as Servicing Function Participant of the Loma Linda Mortgage Loan (see Exhibit 34.8)

34.52       Wells Fargo Bank, National Association, as Primary Servicer of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.1)

34.53       Rialto Capital Advisors, LLC, as Special Servicer of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.45)

34.54       Wilmington Trust, National Association, as Trustee of the Long Island Prime Portfolio - Uniondale Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Certificate Administrator of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.4)

34.56       Wells Fargo Bank, National Association, as Custodian of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.5)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.49)

34.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.7)

34.59       National Tax Search, LLC, as Servicing Function Participant of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.8)

34.60       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.1)

34.61       Rialto Capital Advisors, LLC, as Special Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.45)

34.62       Wilmington Trust, National Association, as Trustee of the 90 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wells Fargo Bank, National Association, as Certificate Administrator of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.4)

34.64       Wells Fargo Bank, National Association, as Custodian of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.5)

34.65       Park Bridge Lender Services LLC, as Operating Advisor of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.49)

34.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.7)

34.67       National Tax Search, LLC, as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.8)

34.68       Wells Fargo Bank, National Association, as Primary Servicer of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.1)

34.69       Rialto Capital Advisors, LLC, as Special Servicer of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.45)

34.70       Wilmington Trust, National Association, as Trustee of the Petco Corporate Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Certificate Administrator of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.4)

34.72       Wells Fargo Bank, National Association, as Custodian of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.5)

34.73       Park Bridge Lender Services LLC, as Operating Advisor of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.49)

34.74       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.7)

34.75       National Tax Search, LLC, as Servicing Function Participant of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.8)

34.76       Wells Fargo Bank, National Association, as Primary Servicer of the Shops at Boardman Mortgage Loan (see Exhibit 34.1)

34.77       Rialto Capital Advisors, LLC, as Special Servicer of the Shops at Boardman Mortgage Loan (see Exhibit 34.45)

34.78       Wilmington Trust, National Association, as Trustee of the Shops at Boardman Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Wells Fargo Bank, National Association, as Certificate Administrator of the Shops at Boardman Mortgage Loan (see Exhibit 34.4)

34.80       Wells Fargo Bank, National Association, as Custodian of the Shops at Boardman Mortgage Loan (see Exhibit 34.5)

34.81       Park Bridge Lender Services LLC, as Operating Advisor of the Shops at Boardman Mortgage Loan (see Exhibit 34.49)

34.82       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Shops at Boardman Mortgage Loan (see Exhibit 34.7)

34.83       National Tax Search, LLC, as Servicing Function Participant of the Shops at Boardman Mortgage Loan (see Exhibit 34.8)

34.84       Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.85       Wells Fargo Bank, National Association, as Special Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.86       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Starwood Lodging Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.87       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.88       National Tax Search, LLC, as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.89       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan (see Exhibit 34.1)

34.90       Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan

34.91       Wilmington Trust, National Association, as Trustee of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.92       Wells Fargo Bank, National Association, as Certificate Administrator of the Worldwide Plaza Mortgage Loan (see Exhibit 34.4)

34.93       Wells Fargo Bank, National Association, as Custodian of the Worldwide Plaza Mortgage Loan (see Exhibit 34.5)

34.94       Park Bridge Lender Services LLC, as Operating Advisor of the Worldwide Plaza Mortgage Loan (see Exhibit 34.49)

34.95       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 34.7)

34.96       National Tax Search, LLC, as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.1)

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.3)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Esperanza Mortgage Loan (see Exhibit 35.1)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Esperanza Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Esperanza Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Palo Alto Mortgage Loan

35.14       Hudson Americas L.P., as Special Servicer of the Westin Palo Alto Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Palo Alto Mortgage Loan (see Exhibit 35.3)

35.16       KeyBank National Association, as Primary Servicer of the Olympic Tower Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       KeyBank National Association, as Special Servicer of the Olympic Tower Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the Olympic Tower Mortgage Loan (see Exhibit 35.3)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Loma Linda Mortgage Loan

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the Loma Linda Mortgage Loan

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Loma Linda Mortgage Loan (see Exhibit 35.3)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 35.19)

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 35.20)

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 35.3)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 35.19)

35.26       Rialto Capital Advisors, LLC, as Special Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 35.20)

35.27       Wells Fargo Bank, National Association, as Certificate Administrator of the 90 Fifth Avenue Mortgage Loan (see Exhibit 35.3)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 35.19)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 35.20)

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 35.3)

35.31       Wells Fargo Bank, National Association, as Primary Servicer of the Shops at Boardman Mortgage Loan (see Exhibit 35.19)

35.32       Rialto Capital Advisors, LLC, as Special Servicer of the Shops at Boardman Mortgage Loan (see Exhibit 35.20)

35.33       Wells Fargo Bank, National Association, as Certificate Administrator of the Shops at Boardman Mortgage Loan (see Exhibit 35.3)

35.34       Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan

35.35       Wells Fargo Bank, National Association, as Special Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan

35.36       U.S. Bank National Association, as Certificate Administrator of the Starwood Lodging Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.37       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan

35.38       Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.39       Wells Fargo Bank, National Association, as Certificate Administrator of the Worldwide Plaza Mortgage Loan (see Exhibit 35.3)