Form 10-K
period 2018-12-31
GS Mortgage Securities Trust 2017-GS8
filed 2019-03-26
CIK 1718483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

EXPLANATORY NOTES

The Bass Pro & Cabela's Portfolio Mortgage Loan and the Cabela's Industrial Portfolio Mortgage Loan, which constituted approximately 4.7% and 2.8%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Bass Pro & Cabela's Portfolio Mortgage Loan which is an asset of the issuing entity and eight other pari passu loans, which are not assets of the issuing entity and (b) with respect to the Cabela's Industrial Portfolio Mortgage Loan which is an asset of the issuing entity and three other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Bass Pro & Cabela's Portfolio Mortgage Loan and the Cabela's Industrial Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Esperanza Mortgage Loan, which constituted approximately 1.5% of the asset pool of the issuing entity as of its cut-off date.  The Esperanza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes with respect to the Esperanza Mortgage Loan, which is an asset of the issuing entity, one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the Esperanza Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Esperanza loan combination in the GS Mortgage Securities Trust 2018-GS9 transaction, Commission File Number 333-207677-08 (the “GSMS 2018-GS9 Transaction”).  After the closing of the GSMS 2018-GS9 Transaction on March 29, 2018, this loan combination, including the Esperanza Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the GSMS 2018-GS9 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association, is the master servicer under the pooling and servicing agreement for the GSMS 2018-GS9 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the GSMS 2018-GS9 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the special servicer of the Esperanza Mortgage Loan prior to March 29, 2018. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement and the the Esperanza Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Rialto Capital Advisors, LLC is the special servicer of the Loma Linda Mortgage Loan, the 90 Fifth Avenue Mortgage Loan, the Long Island Prime Portfolio - Uniondale Mortgage Loan, the Petco Corporate Headquarters Mortgage Loan, the Shops at Boardman Mortgage Loan and the Esperanza Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Worldwide Plaza Mortgage Loan, the Loma Linda Mortgage Loan, the Westin Palo Alto Mortgage Loan, the Long Island Prime Portfolio - Uniondale Mortgage Loan, the 90 Fifth Avenue Mortgage Loan, the Petco Corporate Headquarters Mortgage Loan, the Shops at Boardman Mortgage Loan and the Esperanza Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the WWPT 2017-WWP Transaction, the pooling and servicing agreement for the GSMS 2017-GS7 Transaction, the pooling and servicing agreement for the LSTAR 2017-5 Transaction and the pooling and servicing agreement for the GSMS 2018-GS9 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Worldwide Plaza Mortgage Loan, the Loma Linda Mortgage Loan, the Westin Palo Alto Mortgage Loan, the Long Island Prime Portfolio - Uniondale Mortgage Loan, the 90 Fifth Avenue Mortgage Loan, the Petco Corporate Headquarters Mortgage Loan, the Shops at Boardman Mortgage Loan and the Esperanza Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer under the Worldwide Plaza Mortgage Loan, the Starwood Lodging Hotel Portfolio Mortgage Loan, the Loma Linda Mortgage Loan, the Westin Palo Alto Mortgage Loan, the Long Island Prime Portfolio - Uniondale Mortgage Loan, the 90 Fifth Avenue Mortgage Loan, the Petco Corporate Headquarters Mortgage Loan, the Shops at Boardman Mortgage Loan and the Esperanza Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes the Olympic Tower Mortgage Loan, the Westin Palo Alto Mortgage Loan, the Starwood Lodging Hotel Portfolio Mortgage Loan and the Worldwide Plaza Mortgage Loan (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of KeyBank National Association, as primary servicer and the special servicer of the Olympic Tower Mortgage Loan and Hudson Americas L.P., as special servicer of the Westin Palo Alto Mortgage Loan and U.S. Bank National Association as certificate administrator of the Starwood Lodging Hotel Portfolio Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Items 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity and (ii) the servicer compliance statements of U.S. Bank National Association as certificate administrator of the Starwood Lodging Hotel Portfolio Mortgage Loan, Cohen Financial, a Division of SunTrust Bank, as special servicer of the Worldwide Plaza Mortgage Loan, KeyBank National Association, as primary servicer and the special servicer of the Olympic Tower Mortgage Loan and Hudson Americas L.P., as special servicer of the Westin Palo Alto Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Items 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee, and U.S. Bank as certificate administrator, as custodian and as trustee:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts.  The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo.  The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality.  The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above.  Previously, U.S. Bank disclosed that the most substantial case was:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.) (collectively, the “BlackRock cases”). U.S. Bank has entered into a settlement agreement that will resolve the BlackRock cases following approval of the dismissals by the applicable court.  Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in. good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Esperanza Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2018-GS9 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2018-GS9 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2018-GS9 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

4.7           Pooling and Servicing Agreement, dated as of March 1, 2018, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 29, 2018 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of November 10, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1-S Holder, Initial Note A-1-C1 Holder, Initial A-1-C2 Holder and Initial Note B-1-S Holder, and Deutsche Bank AG, New York Branch, as Initial Note A-2-S Holder, Initial Note A-2-C1 Holder, Initial Note A-2-C2 Holder, Initial Note A-2-C3 Holder, Initial Note A-2-C4 Holder and Initial Note B-2-S Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of October 6, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, Goldman Sachs Mortgage Company, as Initial Note A-3 Holder, and Goldman Sachs Mortgage Company, as Initial Note B Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of November 16, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1(A-CP) Holder, Initial Note A-1(A-NCP) Holder and Initial A-1(B-CP) Holder, Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3(A-CP) Holder, Initial Note A-3(B-CP) Holder, Initial A-3(C-CP) Holder, Initial Note A-3(D-NCP) Holder, Initial Note A-3(E-NCP) Holder and Initial Note A-3(F-NCP) Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of June 28, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of May 6, 2017, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3 Holder, Deutsche Bank AG, New York Branch, as Initial Note B-1 Holder, Goldman Sachs Mortgage Company, as Initial Note B-2 Holder and Morgan Stanley Bank, N.A., as Initial Note B-3 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of January 17, 2017, by and between LSTAR Capital Finance II, Inc., as Initial Note A-1 Holder, and LSTAR Capital Finance II, Inc., as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of June 6, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1-1 Holder and Initial Note A-1-2 Holder, and Barclays Bank PLC, as Initial Note A-2-1 Holder and Initial Note A-2-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of August 21, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-3 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of August 18, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of November 15, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3(A) Holder and Initial Note A-3(B) Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of August 10, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

4.19         Co-Lender Agreement, dated as of November 1, 2017, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on November 30, 2017 under Commission File No. 333-207677-07 and incorporated by reference herein).

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

33.24       National Tax Search, LLC, as Servicing Function Participant of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.8)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Palo Alto Mortgage Loan (see Exhibit 33.1)

33.26       Hudson Americas L.P., as Special Servicer of the Westin Palo Alto Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wilmington Trust, National Association, as Trustee of the Westin Palo Alto Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Palo Alto Mortgage Loan (see Exhibit 33.4)

33.29       Wells Fargo Bank, National Association, as Custodian of the Westin Palo Alto Mortgage Loan (see Exhibit 33.5)

33.30       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westin Palo Alto Mortgage Loan (see Exhibit 33.7)

33.31       National Tax Search, LLC, as Servicing Function Participant of the Westin Palo Alto Mortgage Loan (see Exhibit 33.8)

33.32       KeyBank National Association, as Primary Servicer of the Olympic Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       KeyBank National Association, as Special Servicer of the Olympic Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Olympic Tower Mortgage Loan (see Exhibit 33.4)

33.35       Wells Fargo Bank, National Association, as Custodian of the Olympic Tower Mortgage Loan (see Exhibit 33.5)

33.36       Wells Fargo Bank, National Association, as Primary Servicer of the Loma Linda Mortgage Loan (see Exhibit 33.1)

33.37       Rialto Capital Advisors, LLC, as Special Servicer of the Loma Linda Mortgage Loan

33.38       Wilmington Trust, National Association, as Trustee of the Loma Linda Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Certificate Administrator of the Loma Linda Mortgage Loan (see Exhibit 33.4)

33.40       Wells Fargo Bank, National Association, as Custodian of the Loma Linda Mortgage Loan (see Exhibit 33.5)

33.41       Park Bridge Lender Services LLC, as Operating Advisor of the Loma Linda Mortgage Loan

33.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Loma Linda Mortgage Loan (see Exhibit 33.7)

33.43       National Tax Search, LLC, as Servicing Function Participant of the Loma Linda Mortgage Loan (see Exhibit 33.8)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.1)

33.45       Rialto Capital Advisors, LLC, as Special Servicer of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.37)

33.46       Wilmington Trust, National Association, as Trustee of the Long Island Prime Portfolio - Uniondale Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Certificate Administrator of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.4)

33.48       Wells Fargo Bank, National Association, as Custodian of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.5)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.41)

33.50       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.7)

33.51       National Tax Search, LLC, as Servicing Function Participant of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 33.8)

33.52       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.1)

33.53       Rialto Capital Advisors, LLC, as Special Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.37)

33.54       Wilmington Trust, National Association, as Trustee of the 90 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Certificate Administrator of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.4)

33.56       Wells Fargo Bank, National Association, as Custodian of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.5)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.41)

33.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.7)

33.59       National Tax Search, LLC, as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 33.8)

33.60       Wells Fargo Bank, National Association, as Primary Servicer of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.1)

33.61       Rialto Capital Advisors, LLC, as Special Servicer of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.37)

33.62       Wilmington Trust, National Association, as Trustee of the Petco Corporate Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wells Fargo Bank, National Association, as Certificate Administrator of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.4)

33.64       Wells Fargo Bank, National Association, as Custodian of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.5)

33.65       Park Bridge Lender Services LLC, as Operating Advisor of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.41)

33.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.7)

33.67       National Tax Search, LLC, as Servicing Function Participant of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 33.8)

33.68       Wells Fargo Bank, National Association, as Primary Servicer of the Shops at Boardman Mortgage Loan (see Exhibit 33.1)

33.69       Rialto Capital Advisors, LLC, as Special Servicer of the Shops at Boardman Mortgage Loan (see Exhibit 33.37)

33.70       Wilmington Trust, National Association, as Trustee of the Shops at Boardman Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Certificate Administrator of the Shops at Boardman Mortgage Loan (see Exhibit 33.4)

33.72       Wells Fargo Bank, National Association, as Custodian of the Shops at Boardman Mortgage Loan (see Exhibit 33.5)

33.73       Park Bridge Lender Services LLC, as Operating Advisor of the Shops at Boardman Mortgage Loan (see Exhibit 33.41)

33.74       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Shops at Boardman Mortgage Loan (see Exhibit 33.7)

33.75       National Tax Search, LLC, as Servicing Function Participant of the Shops at Boardman Mortgage Loan (see Exhibit 33.8)

33.76       Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.77       Wells Fargo Bank, National Association, as Special Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.78       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Starwood Lodging Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.80       National Tax Search, LLC, as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.81       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan (see Exhibit 33.1)

33.82       Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan

33.83       Wilmington Trust, National Association, as Trustee of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.84       Wells Fargo Bank, National Association, as Certificate Administrator of the Worldwide Plaza Mortgage Loan (see Exhibit 33.4)

33.85       Wells Fargo Bank, National Association, as Custodian of the Worldwide Plaza Mortgage Loan (see Exhibit 33.5)

33.86       Park Bridge Lender Services LLC, as Operating Advisor of the Worldwide Plaza Mortgage Loan (see Exhibit 33.41)

33.87       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 33.7)

33.88       National Tax Search, LLC, as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 33.8)

33.89       Wells Fargo Bank, National Association, as Primary Servicer of the Esperanza Mortgage Loan (see Exhibit 33.1)

33.90       Rialto Capital Advisors, LLC, as Special Servicer of the Esperanza Mortgage Loan on and after March 29, 2018 (see Exhibit 33.37)

33.91       Wilmington Trust, National Association, as Trustee of the Esperanza Mortgage Loan (Omitted. See Explanatory Notes.)

33.92       Wells Fargo Bank, National Association, as Certificate Administrator of the Esperanza Mortgage Loan (see Exhibit 33.4)

33.93       Wells Fargo Bank, National Association, as Custodian of the Esperanza Mortgage Loan (see Exhibit 33.5)

33.94       Pentalpha Surveillance LLC, as Operating Advisor of the Esperanza Mortgage Loan (see Exhibit 33.6)

33.95       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 33.7)

33.96       National Tax Search, LLC, as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 33.8)

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

34.24       National Tax Search, LLC, as Servicing Function Participant of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.8)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Palo Alto Mortgage Loan (see Exhibit 34.1)

34.26       Hudson Americas L.P., as Special Servicer of the Westin Palo Alto Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wilmington Trust, National Association, as Trustee of the Westin Palo Alto Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Palo Alto Mortgage Loan (see Exhibit 34.4)

34.29       Wells Fargo Bank, National Association, as Custodian of the Westin Palo Alto Mortgage Loan (see Exhibit 34.5)

34.30       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westin Palo Alto Mortgage Loan (see Exhibit 34.7)

34.31       National Tax Search, LLC, as Servicing Function Participant of the Westin Palo Alto Mortgage Loan (see Exhibit 34.8)

34.32       KeyBank National Association, as Primary Servicer of the Olympic Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       KeyBank National Association, as Special Servicer of the Olympic Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Olympic Tower Mortgage Loan (see Exhibit 34.4)

34.35       Wells Fargo Bank, National Association, as Custodian of the Olympic Tower Mortgage Loan (see Exhibit 34.5)

34.36       Wells Fargo Bank, National Association, as Primary Servicer of the Loma Linda Mortgage Loan (see Exhibit 34.1)

34.37       Rialto Capital Advisors, LLC, as Special Servicer of the Loma Linda Mortgage Loan

34.38       Wilmington Trust, National Association, as Trustee of the Loma Linda Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Certificate Administrator of the Loma Linda Mortgage Loan (see Exhibit 34.4)

34.40       Wells Fargo Bank, National Association, as Custodian of the Loma Linda Mortgage Loan (see Exhibit 34.5)

34.41       Park Bridge Lender Services LLC, as Operating Advisor of the Loma Linda Mortgage Loan

34.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Loma Linda Mortgage Loan (see Exhibit 34.7)

34.43       National Tax Search, LLC, as Servicing Function Participant of the Loma Linda Mortgage Loan (see Exhibit 34.8)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.1)

34.45       Rialto Capital Advisors, LLC, as Special Servicer of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.37)

34.46       Wilmington Trust, National Association, as Trustee of the Long Island Prime Portfolio - Uniondale Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Certificate Administrator of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.4)

34.48       Wells Fargo Bank, National Association, as Custodian of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.5)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.41)

34.50       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.7)

34.51       National Tax Search, LLC, as Servicing Function Participant of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 34.8)

34.52       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.1)

34.53       Rialto Capital Advisors, LLC, as Special Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.37)

34.54       Wilmington Trust, National Association, as Trustee of the 90 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Certificate Administrator of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.4)

34.56       Wells Fargo Bank, National Association, as Custodian of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.5)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.41)

34.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.7)

34.59       National Tax Search, LLC, as Servicing Function Participant of the 90 Fifth Avenue Mortgage Loan (see Exhibit 34.8)

34.60       Wells Fargo Bank, National Association, as Primary Servicer of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.1)

34.61       Rialto Capital Advisors, LLC, as Special Servicer of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.37)

34.62       Wilmington Trust, National Association, as Trustee of the Petco Corporate Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wells Fargo Bank, National Association, as Certificate Administrator of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.4)

34.64       Wells Fargo Bank, National Association, as Custodian of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.5)

34.65       Park Bridge Lender Services LLC, as Operating Advisor of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.41)

34.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.7)

34.67       National Tax Search, LLC, as Servicing Function Participant of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 34.8)

34.68       Wells Fargo Bank, National Association, as Primary Servicer of the Shops at Boardman Mortgage Loan (see Exhibit 34.1)

34.69       Rialto Capital Advisors, LLC, as Special Servicer of the Shops at Boardman Mortgage Loan (see Exhibit 34.37)

34.70       Wilmington Trust, National Association, as Trustee of the Shops at Boardman Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Certificate Administrator of the Shops at Boardman Mortgage Loan (see Exhibit 34.4)

34.72       Wells Fargo Bank, National Association, as Custodian of the Shops at Boardman Mortgage Loan (see Exhibit 34.5)

34.73       Park Bridge Lender Services LLC, as Operating Advisor of the Shops at Boardman Mortgage Loan (see Exhibit 34.41)

34.74       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Shops at Boardman Mortgage Loan (see Exhibit 34.7)

34.75       National Tax Search, LLC, as Servicing Function Participant of the Shops at Boardman Mortgage Loan (see Exhibit 34.8)

34.76       Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.77       Wells Fargo Bank, National Association, as Special Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.78       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Starwood Lodging Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.80       National Tax Search, LLC, as Servicing Function Participant of the Starwood Lodging Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.81       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan (see Exhibit 34.1)

34.82       Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan

34.83       Wilmington Trust, National Association, as Trustee of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.84       Wells Fargo Bank, National Association, as Certificate Administrator of the Worldwide Plaza Mortgage Loan (see Exhibit 34.4)

34.85       Wells Fargo Bank, National Association, as Custodian of the Worldwide Plaza Mortgage Loan (see Exhibit 34.5)

34.86       Park Bridge Lender Services LLC, as Operating Advisor of the Worldwide Plaza Mortgage Loan (see Exhibit 34.41)

34.87       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 34.7)

34.88       National Tax Search, LLC, as Servicing Function Participant of the Worldwide Plaza Mortgage Loan (see Exhibit 34.8)

34.89       Wells Fargo Bank, National Association, as Primary Servicer of the Esperanza Mortgage Loan (see Exhibit 34.1)

34.90       Rialto Capital Advisors, LLC, as Special Servicer of the Esperanza Mortgage Loan on and after March 29, 2018 (see Exhibit 34.37)

34.91       Wilmington Trust, National Association, as Trustee of the Esperanza Mortgage Loan (Omitted. See Explanatory Notes.)

34.92       Wells Fargo Bank, National Association, as Certificate Administrator of the Esperanza Mortgage Loan (see Exhibit 34.4)

34.93       Wells Fargo Bank, National Association, as Custodian of the Esperanza Mortgage Loan (see Exhibit 34.5)

34.94       Pentalpha Surveillance LLC, as Operating Advisor of the Esperanza Mortgage Loan (see Exhibit 34.6)

34.95       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 34.7)

34.96       National Tax Search, LLC, as Servicing Function Participant of the Esperanza Mortgage Loan (see Exhibit 34.8)

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

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Palo Alto Mortgage Loan

35.11       Hudson Americas L.P., as Special Servicer of the Westin Palo Alto Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Palo Alto Mortgage Loan (see Exhibit 35.3)

35.13       KeyBank National Association, as Primary Servicer of the Olympic Tower Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       KeyBank National Association, as Special Servicer of the Olympic Tower Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Olympic Tower Mortgage Loan (see Exhibit 35.3)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Loma Linda Mortgage Loan

35.17       Rialto Capital Advisors, LLC, as Special Servicer of the Loma Linda Mortgage Loan

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the Loma Linda Mortgage Loan (see Exhibit 35.3)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 35.16)

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 35.17)

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Long Island Prime Portfolio - Uniondale Mortgage Loan (see Exhibit 35.3)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 35.16)

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the 90 Fifth Avenue Mortgage Loan (see Exhibit 35.17)

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the 90 Fifth Avenue Mortgage Loan (see Exhibit 35.3)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 35.16)

35.26       Rialto Capital Advisors, LLC, as Special Servicer of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 35.17)

35.27       Wells Fargo Bank, National Association, as Certificate Administrator of the Petco Corporate Headquarters Mortgage Loan (see Exhibit 35.3)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Shops at Boardman Mortgage Loan (see Exhibit 35.16)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the Shops at Boardman Mortgage Loan (see Exhibit 35.17)

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Shops at Boardman Mortgage Loan (see Exhibit 35.3)

35.31       Wells Fargo Bank, National Association, as Primary Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan

35.32       Wells Fargo Bank, National Association, as Special Servicer of the Starwood Lodging Hotel Portfolio Mortgage Loan

35.33       U.S. Bank National Association, as Certificate Administrator of the Starwood Lodging Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       Wells Fargo Bank, National Association, as Primary Servicer of the Worldwide Plaza Mortgage Loan

35.35       Cohen Financial, a Division of SunTrust Bank, as Special Servicer of the Worldwide Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.36       Wells Fargo Bank, National Association, as Certificate Administrator of the Worldwide Plaza Mortgage Loan (see Exhibit 35.3)

35.37       Wells Fargo Bank, National Association, as Primary Servicer of the Esperanza Mortgage Loan

35.38       Rialto Capital Advisors, LLC, as Special Servicer of the Esperanza Mortgage Loan

35.39       Wells Fargo Bank, National Association, as Certificate Administrator of the Esperanza Mortgage Loan (see Exhibit 35.3)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 25, 2019